Form 10-K
period 2004-12-31
Bear Stearns BSALTA 2004-13
filed 2005-03-30
CIK 1312816

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-106323-25


        Bear Stearns ALT-A Trust
        Mortgage Pass-Through Certificates
        Series 2004-13

     (Exact name of registrant as specified in its charter)


   New York                                         54-2165509
  (State or other jurisdiction of                   54-2165510
  incorporation or organization)                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 26.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Greenpoint Mortgage Funding, Inc., as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Greenpoint Mortgage Funding, Inc., as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Greenpoint Mortgage Funding, Inc., as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.

		No distributions to Certificateholders were made during the fiscal period covered by this report.



   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Bear Stearns ALT-A Trust
    Mortgage Pass-Through Certificates
    Series 2004-13
    (Registrant)


  Signed: Wells Fargo Bank, N.A. as Master Servicer

  By:     Dawn Hammond, Vice President

  By: /s/ Dawn Hammond, Vice President

  Dated:  March 30, 2005


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, Dawn Hammond, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report of Bear Stearns ALT-A Trust Mortgage Pass-Through Certificates, Series 2004-13 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Greenpoint Mortgage Funding, Inc. as Servicer.

     Date:  March 30, 2005

     /s/ Dawn Hammond
     Signature

     Vice President
     Title


  EX-99.1
(logo) KPMG

KPMG LLP
55 Second Street
San Francisco, CA 94105



Independent Accountants' Report


The Board of Directors
North Fork Bancorporation, Inc.:


We have examined management's assertion, included in the accompanying Management Assertion, that GreenPoint Mortgage Funding, Inc., a wholly owned subsidiary of North Fork Bancorporation, Inc., complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for GreenPoint Mortgage Funding, Inc.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards.

Management identified the following material noncompliance with minimum servicing standards over mortgage payments as of and for the year ended December 31, 2004. The mortgage interest rate changes on certain Home Equity Lines of Credit were not adjusted at the appropriate date in accordance with the mortgagor's loan documents. This resulted in the mortgagor being overcharged for the period from the interest rate change until the correct effective date, which was the first day of the following month.

In our opinion, except for the material noncompliance described in the third paragraph, management's assertion that GreenPoint Mortgage Funding, Inc. complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ KPMG LLP


March 17, 2005



KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.2
PO Box 84013
Columbus, GA 31908-4013

(logo) GreenPoint Mortgage

Servicing Division

Management Assertion

March 17, 2005


As of and for the year ended December 31, 2004, GreenPoint Mortgage Funding, Inc. (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except for the following:

  * In certain circumstances, the mortgage interest rate changes on certain Home Equity Lines of Credit were not adjusted at the appropriate date in accordance with the mortgagor's loan documents. This resulted in the mortgagor being overcharged for the period from the interest rate change until the correct effective date, which was the first day of the following month. This error was identified by Management and the systemic issue that caused the incorrect calculation of interest was resolved prior to the issuance of this letter.

As of and for the year ended December 31, 2004, the Company had in effect a fidelity bond in the amount of $25,000,000 for a single loss limit and an aggregate limit of liability of $50,000,000 and an errors and omissions policy in the amount of $25,000,000 for a single loss limit and no aggregate limit of liability.

Very truly yours,

GreenPoint Mortgage Funding, Inc., as Servicer



/s/ S.A. Ibrahim
S.A Ibrahim
Chief Executive Officer


/s/ Mike De Francesco
Mike De Francesco
Senior Vice President - Loan Administration


/s/ David Petrini
Dave Petrini
Chief Financial Officer





  EX-99.3
PO Box 84013
Columbus GA 31908-4013
Tel. 800.784.5566


GreenPoint (logo) Mortgage



March 15, 2005


Wells Fargo Bank, National Association
9062 Old Annapolis Road
Columbia, Maryland 21045
Attn: Master Servicer


EMC Mortgage Corporation
MacArthur Ridge II
909 Hidden Ridge Drive, Suite 200
Irvin, Texas 75038
Attn: Ralene Ruyle

Re: Annual Statement of Compliance for the Assignment, Assumption and Recognition Agreements listed on Exhibit A hereto (each as "Agreement") by GreenPoint Mortgage Funding, Inc., as Servicer


Ladies and Gentlemen:


Pursuant to the Assignment, Assumption and Recognition Agreement with respect to the above-referenced offering, the undersigned officer of GreenPoint Mortgage Funding, Inc. (as "Servicer") hereby certifies as to the following (capitalized terms have the meanings used in each Agreement):

1. A review of the activities of the Servicer and its performance under each Agreement during the preceding fiscal year since the inception of the trust has been made under the direct supervision of the undersigned officer; and

2. To the best knowledge of the undersigned officer, based on such review, the Servicer has fulfilled all of its material obligations under the each Agreement throughout the applicable period, and there has been no known default in the fulfillment of the Servicer's material obligations throughout such period.


Very truly yours,

GREENPOINT MORTGAGE
FUNDING, INC., as Scervicer


By: /s/ Michael DeFrancesco
Name: Michael DeFrancesco
Title: Senior Vice President,
       Loan Administrator

Aviso Importante Para Las Personas Habla Espanol
Si usted no entiendo el contenido de esta carta por favor obtenga una traduccion immediamente

2300 Brookstone Centre Pkwy Columbus GA 31904
Customer Service Hours: Monday - Friday, 8:30 AM - 8:00 PM, Eastern www.greenpointservice.com




Exhibit A

1. Assignment, Assumption and Recognition Agreement made as of September 30, 2004 among EMC Mortgage Corporation, US. Bank National Association as trustee for the holders of the Bear Stearns Asset Backed Securities I Trust 2004-AC5, Asset Backed Certificates, Series 2004-AC5 and GreenPoint Mortgage Funding, Inc.

2. Assignment, Assumption and Recognition Agreement made as of October 29, 2004 among EMC Mortgage Corporation, US. Bank National Association as trustee for the holders of the Bear Stearns Asset Backed Securities I Trust 2004-AC6, Asset Backed Certificates, Series 2004-AC6 and GreenPoint Mortgage Funding, Inc.

3. Assignment, Assumption and Recognition Agreement made as of December 30, 2004 among EMC Mortgage Corporation, US. Bank National Association as trustee for the holders of the Bear Stearns Asset Backed Securities I Trust 2004-AC8, Asset Backed Certificates, Series 2004-AC8 and GreenPoint Mortgage Funding, Inc,

4. Assignment, Assumption and Recognition Agreement made as of August 31,2004 among EMC Mortgage Corporation, JP Morgan Chase Bank, as trustee for the holders of the Bear Steams ALT-A Trust 2004-10 Mortgage Pass-Through Certificate, Series 2004-10 and GreenPoint Mortgage Funding, Inc.

5. Assignment, Assumption and Recognition Agreement made as of September 30, 2004 among EMC Mortgage Corporation, JP Morgan Chase Bank, as trustee for the holders of the Bear Steams ALT-A Trust 2004-11 Mortgage Pass-Through Certificate, Series 2004-11 and GreenPoint Mortgage Funding, Inc.

6. Assignment, Assumption and Recognition Agreement made as of December 22, 2004 among EMC Mortgage Corporation, JP Morgan Chase Bank, as trustee for the holders of the Bear Stearns ALT-A Trust 2004-13 Mortgage Pass-Through Certificate, Series 2004-13 and GreenPoint Mortgage Funding, Inc.

7. Assignment, Assumption and Recognition Agreement made as of April 30,2004 among EMC Mortgage Corporation, JP Morgan Chase Bank, as trustee for the holders of the Structured Asset Mortgage Investment II Trust 2004-AR2 Mortgage Pass-Through Certificate, Series 2004-AR2 and GreenPoint Mortgage Funding, Inc.

8. Assignment, Assumption and Recognition Agreement made as of May 28,,2004 among EMC Mortgage Corporation, JP Morgan Chase Bank, as trustee for the holders of the Structured Asset Mortgage Investment II Trust 2004-AR3 Mortgage Pass-Through Certificate, Series 2004-AR3 and GreenPoint Mortgage Funding, Inc.

9. Assignment, Assumption and Recognition Agreement made as of July 30, 2004 among EMC Mortgage Corporation, JP Morgan Chase Bank, as trustee for the holders of the Structured Asset Mortgage Investment II Trust 2004-AR4 Mortgage Pass-Through Certificate, Series 2004-AR4 and GreenPoint Mortgage Funding, Inc.

10. Assignment, Assumption and Recognition Agreement made as of August 31, 2004 among EMC Mortgage Corporation, JP Morgan Chase Bank, as trustee for the holders of the Structured Asset Mortgage Investment II Trust 2004-AR5 Mortgage Pass-Through Certificate, Series 2004-AR5 and GreenPoint Mortgage Funding, Inc.

11. Assignment, Assumption and Recognition Agreement made as of September 30, 2004 among EMC Mortgage Corporation, JP Morgan Chase Bank, as trustee for the holders of Structured Asset Mortgage Investment II Trust 2004-AR6 Mortgage Pass-Through Certificate, Series 2004-AR6 and GreenPoint Mortgage Funding, Inc.